Form 10-K
BEAR STEARNS COMMERCIAL MORTGAGE SEC TR 2002-PBW1
filed 2003-03-31
CIK 1190046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-87381-04


        Bear Stearns Commercial Mortgage Securities Inc.
        Commercial Mortgage Pass Through Certificates
        Series 2002-PBW1

       (Exact name of registrant as specified in its charter)



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        11
             Class A-2                        35
             Class B                           4
             Class C                           3
             Class D                           1
             Class E                           2
             Class F                           3
             Class G                           1
             Class H                           3
             Class J                           1
             Class K                           1
             Class L                           1
             Class M                           1
             Class N                           1
             Class P                           1
             Class R-I                         1
             Class V                           1
             Class X-1                         8
             Class X-2                         5

             Total:                           84


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.



                            PART IV

  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) Prudential Asset Resources, Inc., as Special Servicer <F2>
       c) Wells Fargo Bank, N.A., as Master Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F2>
       b) Prudential Asset Resources, Inc., as Special Servicer <F2>
       c) Wells Fargo Bank, N.A., as Master Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) Prudential Asset Resources, Inc., as Special Servicer <F2>
       c) Wells Fargo Bank, N.A., as Master Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 18, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On November 26, 2002 and December 19, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed herewith.





                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns Commercial Mortgage Securities Inc.
    Commercial Mortgage Pass Through Certificates
    Series 2002-PBW1
    (Registrant)



  Signed:  Bear Stearns Commercial Mortgage Securities Inc. as Depositor


  By: Jeffrey Mayer, President

  By: /s/ Jeffrey Mayer

  Dated: March 31, 2003

  Sarbanes-Oxley Certification


I, Jeffrey Mayer, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Commercial Mortgage Securities, Inc. Commercial Mortgage Pass Through Certificates Series 2002-PBW1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ARCap Special Servicing, Inc., as Special Servicer, Prudential Asset Resources, Inc., as Special Servicer, and Wells Fargo Bank, N.A., as Master Servicer.

      Date: March 31, 2003


      /s/ Jeffrey Mayer
      Signature


      President
      Title



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Ex-99.1(a)

ERNST & YOUNG    (logo)

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 65201

Phone: (214) 969-8000
Fax:   (214) 969-8587
Telex: 6710375
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Special Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Special Servicing, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage
Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the nine-month period ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, mangement's assertion, that the Company complied with the aforementioned requirements during the nine-month period ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, any nationally recognized rating agency, including, but not limited to, Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc., Moody's Investor Services, Inc. and Fitch, Inc., any party to any Pooling and Servicing Agreement under which the Company acts as the Special Servicer and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young

February 4, 2003

A Member Practice of Ernst & Young Global


Ex-99.1(b)

PRUDENTIAL ASSET RESOURCES, INC. A
SUBSIDIARY OF PMCC HOLDING COMPANY
LOAN SERVICING REPORT OF
INDEPENDENT ACCOUNTANTS
DECEMBER 31, 2002



                   [Letterhead of PriceWaterhouseCoopers LLC]

                        Report of Independent Accountants

To the Board of Directors of
Prudential Mortgage Capital Holding Company:

We have examined the assertion, dated March 19, 2003, by management of Prudential Asset Resources, Inc. (the "Company"), your indirect, wholly-owned subsidiary, about the Company's compliance with its established minimum servicing policy ("Servicing Policy") as of December 31, 2002 and for the fiscal year then ended, included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Servicing Policy as of and for the fiscal year then ended December 31, 2002, is fairly stated, in all material respects.


/s/ PriceWaterhouseCoopers LLC

March 19, 2003



Ex-99.1(c)


KPMG (logo)

Three Embarcadero Center
San Francisco, CA 94111


Independent Accountants' Report

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined management's assertion about Wells Fargo Commercial Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans, as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express on management's assertion about Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans, Wells Fargo Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 25, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.


Ex-99.2(a)

ARCap    (logo)

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of ARCap Special Servicing, Inc. (the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the nine-month period then ended. Based on this evaluation, we assert that during the period ended December 31, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $1,500,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Special Servicing, Inc.

February 4, 2003


Ex-99.2(b)

                                                                       EXHIBIT I

March 19, 2003

           ASSERTION OF MANAGEMENT OF PRUDENTIAL ASSET RESOURCES, INC.

As of December 31, 2002, and for the fiscal year then ended, Prudential Asset Resources, Inc. (the "Servicer"), has complied in all material respects with the minimum servicing standards set forth in the Servicer's minimum servicing policy (attached in Schedule A), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

For the period January 1 through August 30, 2002, the Servicer was insured under a fidelity bond in the amounts of $35,000,000, and thereafter in an amount of $40,000,000. For the period January 1 through September 9, 2002 the Company was insured under an errors and omissions policy in the amount of $35,000,000 and thereafter in an amount of $40,000,000.


    /s/ David Twardock
---------------------------------
David Twardock, Director
Prudential Asset Resources, Inc.


    /s/ Ann Hambly
---------------------------------
Ann Hambly, President and CEO
Prudential Asset Resources, Inc.


    /s/ James McCarthy
---------------------------------
James McCarthy, Comptroller
Prudential Asset Resources, Inc.


Ex-99.2(c)


Management Assertion
February 25, 2003

As of and for the year ended December 31, 2002, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers
(USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2002, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $58,600,000.

Very truly yours,

Wells Fargo Commercial Mortgage Servicing

/s/ Jeannette De La Garza
Jeannette De La Garza
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Linda Paulin
Linda Paulin
Senior Vice President
Wells Fargo Commercial Mortgage Servicing




Ex-99.3(b)(i)

      [Letterhead of Prudential Asset Resources, Inc.]

                       ANNUAL PERFORMANCE CERTIFICATION OF
               MASTER SERVICER AND RREEF TEXTRON SPECIAL SERVICER

                                   2002-PBW 1

Addressed to:

            LASALLE BANK NATIONAL ASSOCIATION AS TRUSTEE,
            WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, AS CERTIFICATE ADMINISTRATOR,
            BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES, INC., AS THE
            DEPOSITOR,
            BEAR STEARNS & CO. INC., MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED AND WELLS FARGO BROKERAGE SERVICES, LLC., AS THE UNDERWRITERS, AND
            ARCAP CMBS FUND REIT, INC., AS THE CONTROLLING CLASS
            REPRESENTATIVE

            Reference is hereby made to that certain Pooling and Servicing Agreement ("AGREEMENT"), dated as effective October 1, 2002, among Prudential Asset Resources, Inc. ("COMPANY"), Wells Fargo Bank Minnesota, National Association, as a Master Servicer, ARCAP Special Servicing, Inc., as General Special Servicer, Wells Fargo Bank Minnesota, National Association, as Certificate Administrator and as Tax Administrator LaSalle Bank National Association, as Trustee, ABN AMRO Bank N.V., as Fiscal Agent, in connection with Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2002-PBW1. Capitalized terms not otherwise defined herein shall have the relevant meanings, if any, set forth in the
Agreement:

The below-signed officer of the Company hereby certifies to above-named addresses, that:

     (i) a review of the activities of the Company during the preceding calendar year and of its performance under the Agreement has been made under such officer's supervision.

     (ii) to the best of such officer's knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement in all material respects throughout such year, and

     (iii) the Company has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

                                       Dated: March 27, 2003


                                                 /s/ Ann Hambly
                                       -------------------------------------
                                       Ann Hambly, President & CEO

Ex-99.3(b)(ii)

PERFORMANCE CERTIFICATION


      Prudential Asset Resources, Inc. (the "COMPANY" certifies to Bear Stearns Commercial Mortgage Securities Inc. ("BSCMSI"), solely in BSCMSI's capacity as the "Certifying Party," as that term is defined in the Pooling and Servicing Agreement dated as of October 1, 2002 (the "SERVICING Agreement"), with respect to the mortgage loans (the "MORTGAGE LOANS") serviced by it pursuant to the Servicing Agreement in connection with Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2002-PBW1, that:

      (i) The servicing information required to be provided by the Company to the designated trustee ("Trustee") under the Servicing Agreement is accurate, does not omit any material information, and has been provided to the Trustee and the additional appropriate parties designated in the Servicing Agreement, to the extent required to make all such information, when taken as a whole, not materially misleading, provided, however, that the Company makes no certification hereby with regard to information provided to it by third parties;

      (ii) The activities performed by the Company pursuant to and under the Servicing Agreement have been reviewed as required by the Servicing Agreement, and based upon such review, and except as disclosed in the Annual Statement of Compliance or the Annual Independent Public Accountant's Servicing Report, the Company has, as of the date of this certification, fulfilled its obligations under the Servicing Agreement in all material respects; and

      (iii) The Company has (or will within the timeframe permitted by the Servicing Agreement) disclosed to the Trustee and such additional appropriate parties designated in the Servicing Agreement all significant deficiencies reported in the Annual Independent Public Accountant's Report relating to the Company's material compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, or such similar standards set forth therein.

Dated:  March 27, 2003

                                                Prudential Asset Resources, Inc.


                                                By:  /s/ Ann Hambly
                                                --------------------------------
                                                Name:  Ann Hambly
                                                Title: President & CEO



EX-99.3(c)
Wells Fargo Bank (logo)

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


Re: Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2002-PBW1


In accordance with Section 3.13 of that certain Pooling and Servicing Agreement dated October 1, 2002 ("Agreement"), executed by and between Bear Stearns Commercial Mortgage Securities Inc., ("Depositor"), Prudential Asset Resources, Inc. ("Master Servicer and as RREEF Textron "Special Servicer"), Wells Fargo Bank, National Association ("Master Servicer"), ARCap Special Servicing, Inc. ("General Special Servicer"), Wells Fargo Bank Minnesota, National Association ("Certificate Administrator and as Tax Administrator"), LaSalle Bank National Association ("Trustee"), ABN AMRO Bank N.V. ("Fiscal Agent") and The Prudential Insurance Company of America (RREEF Textron B-Note Holder) as authorized officer of Master Servicer, I certify that (i) a review of the activities and performance of the Master Servicer during the preceding calendar year has been made under my supervision, and (ii) to the best of my knowledge, based on such review, Master Servicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects throughout such year.

Wells Fargo Bank, National Association
"Master Servicer"

/s/ Diane Arthur
By: Diane Arthur
Its: Vice President


Date: March 15, 2003



Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         2,457,964.29         1,471,361.43                0.00            370,339,638.57
   A-1 A                         330,044.29         1,471,361.43                0.00             48,739,638.57
   A-1 B                         285,284.20                 0.00                0.00             43,116,000.00
   A-1 C                         289,551.96                 0.00                0.00             43,761,000.00
   A-1 D                         855,448.98                 0.00                0.00            129,287,000.00
   A-1 E                         210,886.40                 0.00                0.00             31,872,000.00
   A1_6                          486,748.46                 0.00                0.00             73,564,000.00
   A-2                         3,035,392.66                 0.00                0.00            385,855,000.00
   A-2 A                         267,207.06                 0.00                0.00             33,967,000.00
   A-2 B                         290,594.66                 0.00                0.00             36,940,000.00
   A-2 C                       2,477,590.94                 0.00                0.00            314,948,000.00
   B                             214,953.68                 0.00                0.00             26,483,000.00
   C                             257,520.55                 0.00                0.00             31,089,000.00
   D                              67,838.34                 0.00                0.00              8,060,000.00
   D_1                            19,063.76                 0.00                0.00              2,265,000.00
   D_2                            48,774.58                 0.00                0.00              5,795,000.00
   E                              83,513.06                 0.00                0.00              9,211,000.00
   E_1                            23,419.20                 0.00                0.00              2,583,000.00
   E_2                            60,093.86                 0.00                0.00              6,628,000.00
   F                             126,425.56                 0.00                0.00             13,817,000.00
   F_1                            47,534.26                 0.00                0.00              5,195,000.00
   F_2                            78,891.30                 0.00                0.00              8,622,000.00
   G                             134,255.18                 0.00                0.00             13,817,000.00
   G-1                            63,906.52                 0.00                0.00              6,577,000.00
   G-2                            70,348.66                 0.00                0.00              7,240,000.00
   H                             161,200.00                 0.00                0.00             16,120,000.00
   H-1                            75,660.00                 0.00                0.00              7,566,000.00
   H_2                            85,540.00                 0.00                0.00              8,554,000.00
   J                             103,630.00                 0.00                0.00             10,363,000.00
   J_1                            11,810.00                 0.00                0.00              1,181,000.00
   J_2                            91,820.00                 0.00                0.00              9,182,000.00
   K                              34,540.00                 0.00                0.00              3,454,000.00
   L                              57,570.00                 0.00                0.00              5,757,000.00
   M                              92,110.00                 0.00                0.00              9,211,000.00
   N                              23,020.00                 0.00                0.00              2,302,000.00
   P                             138,248.82                 0.00                0.00             13,824,883.00
   R-I                                75.06                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   R-III                               0.00                 0.00                0.00                      0.00
   V                                   0.00                 0.00                0.00                      0.00
   X-1                           341,684.16                 0.00                0.00                      0.00
   X-2                         3,367,050.77                 0.00                0.00                      0.00