Form 10-K/A
period 2003-03-31
BEAR STEARNS COMMERCIAL MORTGAGE SEC TR 2002-PBW1
filed 2003-07-31
CIK 1190046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



                            PART IV

  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) Prudential Asset Resources, Inc., as Special Servicer <F1>
       c) Wells Fargo Bank, N.A., as Master Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) Prudential Asset Resources, Inc., as Special Servicer <F1>
       c) Wells Fargo Bank, N.A., as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) Prudential Asset Resources, Inc., as Special Servicer <F1>
       c) Wells Fargo Bank, N.A., as Master Servicer <F1>


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

  <F1> Filed herewith.





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

  Dated: July 17, 2003

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

      Date: July 17, 2003


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

Very truly yours,

Wells Fargo Commercial Mortgage Servicing

/s/ Jeannette De La Garza
Jeannette De La Garza
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Linda Paulin
Linda Paulin
Senior Vice President
Wells Fargo Commercial Mortgage Servicing




Ex-99.3 (a)


OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., formerly known as ARCap Special Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of October 1, 2002, relating to the Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates Series 2002-PBW1, hereby certifies as follows:

1. a review of the activities of the Special Servicer and of its performance under the Pooling and Servicing Agreement during the calendar year 2002 has been made under the undersigned's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects throughout such calendar year 2002; and

3. the Special Servicer has received no notice regarding qualification, or challenging the status of, any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the Internal Revenue Service or any other governmental agency or body

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WEHEROF, as of the 7 day of March, 2003, I have hereunto signed my name.


ARCap SERVICING, INC.
formerly known as ARCap Special
Servicing, Inc.,
a Delaware corporation

BY: /s/ James L. Duggins
James L. Duggins, President

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